Form 10-K/A
period 1998-12-31
COMMERCIAL MORT PASS-THROUGH CERT SER 1998-CF2
filed 1999-12-22
CIK 1073980

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1

(Mark One)

/ x / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 1998 or

/   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


      Commission File No.:  333-59167-01

                          DLJ Commercial Mortgage Corp.
                       Mortgage Pass-Through Certificates
                              Series 1998-CF2 Trust
             (Exact name of registrant as specified in its charter)


                                 52-2137951
                                 52-2137953
                                 52-2137955
New York                         52-6958327
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

     Yes   X          No ___




This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 26, 1999, on behalf of DLJ Commercial Mortgage Corp. Mortgage Pass - Through Certificates Series 1998 -CF2 Trust established pursuant to a Pooling and Servicing Agreement among DLJ COMMERCIAL MORTGAGE CORP., as Depositor, BANC ONE MORTGAGE CAPITAL MARKETS, LLC, as Master Servicer, BANC ONE MORTGAGE CAPITAL MARKETS, LLC, as Special Servicer, and NORWEST BANK MINNESOTA, NATIONAL ASSOCIATION as Trustee and REMIC Administrator, pursuant to which the DLJ Commercial Mortgage Corp. Mortgage Pass
- Through Certificates Series 1998-CF2 Trust registered under the Securities Act of 1933 (the "Certificates") were issued.


Item 14 of the Original Form 10-K is amended to read in its entirety as follows:


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a) Exhibits

              (99.1) Annual Independent Accountants' Servicing
                     Reports concerning servicing activities for the year ended December 31, 1998.

                     a) Banc One, as Servicer and ORIX Real Estate Capital Mkt., Inc. (Banc One) as Special Servicer <F1>

              (99.2) Report of Management as to Compliance with
                     Minimum Servicing Standards for the year ended December 31, 1998.

                     a) Banc One, as Servicer and ORIX Real Estate Capital Mkt., Inc. (Banc One) as Special Servicer <F1>

              (99.3) Annual Statements of Compliance under the
                     Pooling and Servicing Agreements for the year ended December 31, 1998.

                     a) Banc One, as Servicer and ORIX Real Estate Capital Mkt., Inc. (Banc One) as Special Servicer <F1>

              (99.4) Aggregate Statement of Principal and
                     Interest Distributions to Certificate
                     Holders. <F2>

            (b) No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

            (c)  Not applicable.

            (d)  Omitted.

<F1>  Filed herewith.
<F2>  Previously filed.

                           SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

 DLJ Commercial Mortgage Corp.
 Mortgage Pass-Through Certificates
Series  1998-CF2      Trust

Signed:   Norwest Bank Minnesota, N.A.,  as Trustee

By:   Sherri J. Sharps,  Vice President
By:  /s/  Sherri J. Sharps,  Vice President

Dated:  December 22, 1999



Exhibit Index

Exhibit No.

99.1 Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 1998.

                     a) Banc One, as Servicer and ORIX Real Estate Capital Mkt., Inc. (Banc One) as Special Servicer <F1>

99.2 Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 1998.

                     a) Banc One, as Servicer and ORIX Real Estate Capital Mkt., Inc. (Banc One) as Special Servicer <F1>

99.3 Annual Statements of Compliance under the Pooling and Servicing Agreements for the year ended December 31, 1998.

                     a) Banc One, as Servicer and ORIX Real Estate Capital Mkt., Inc. (Banc One) as Special Servicer <F1>

99.4 Aggregate Statement of Principal and Interest Distributions to Certificate Holders.<F2>

<F1>  Filed herewith.
<F2>  Previously filed.